Form 10-Q
period 2025-09-30
Grayscale Solana Trust ETF
filed 2025-11-25
CIK 1896677

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-42920

Grayscale Solana Trust ETF

SPONSORED BY GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-6771043
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

290 Harbor Drive, 4th Floor

Stamford, Connecticut 06902

(Address of Principal Executive Offices) (Zip Code)

(212) 668-1427

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Grayscale Solana Trust ETF Shares	GSOL	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of November 20, 2025: 11,024,135

Grayscale® SOLANA Trust ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Solana Trust ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Risk Factors” of our Registration Statement on Form S-1, as amended (File No. 333-286374), filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2025 (the “Registration Statement”), and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 29.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Solana (“SOL”) industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Risk Factors” in our Registration Statement and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE SOLANA TRUST ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	December 31, 2024
Assets:
Investment in SOL, at fair value (cost $67,728 and $67,786 as of September 30, 2025 and December 31, 2024, respectively)	$109,723	$102,631
Total assets	$109,723	$102,631
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$109,723	$102,631
Shares issued and outstanding, no par value (unlimited Shares authorized)	7,231,035	7,160,335
Principal Market NAV per Share	$15.17	$14.33

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA TRUST ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of SOL and percentages)

September 30, 2025
	Quantity of SOL	Cost	Fair Value	% of Net Assets
Investment in SOL	525,192.67339269	$67,728	$109,723	100%
Total Investment		$67,728	$109,723	100%
Net assets			$109,723	100%

December 31, 2024
	Quantity of SOL	Cost	Fair Value	% of Net Assets
Investment in SOL	529,873.89849530	$67,786	$102,631	100%
Total Investment		$67,786	$102,631	100%
Net assets			$102,631	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA TRUST ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	635	454	1,716	1,119
Net investment loss	(635)	(454)	(1,716)	(1,119)
Net realized and unrealized gain from:
Net realized gain on investment in SOL	207	72	440	211
Net change in unrealized appreciation on investment in SOL	26,752	4,894	7,150	13,581
Net realized and unrealized gain on investment	26,959	4,966	7,590	13,792
Net increase in net assets resulting from operations	$26,324	$4,512	$5,874	$12,673

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA TRUST ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase in net assets from operations:
Net investment loss	$(635)	$(454)	$(1,716)	$(1,119)
Net realized gain on investment in SOL	207	72	440	211
Net change in unrealized appreciation on investment in SOL	26,752	4,894	7,150	13,581
Net increase in net assets resulting from operations	26,324	4,512	5,874	12,673
Increase in net assets from capital share transactions:
Shares issued	-	5,523	1,218	40,965
Net increase in net assets resulting from capital share transactions	-	5,523	1,218	40,965
Total increase in net assets from operations and capital share transactions	26,324	10,035	7,092	53,638
Net assets:
Beginning of period	83,399	68,792	102,631	25,189
End of period	$109,723	$78,827	$109,723	$78,827
Change in Shares outstanding:
Shares outstanding at beginning of period	7,231,035	6,347,635	7,160,335	3,168,135
Shares issued	-	482,500	70,700	3,662,000
Net increase in Shares	-	482,500	70,700	3,662,000
Shares outstanding at end of period	7,231,035	6,830,135	7,231,035	6,830,135

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA TRUST ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Solana Trust ETF (the “Trust”) is a Delaware Statutory Trust that was formed on November 9, 2021 and commenced operations on November 18, 2021. In general, the Trust holds Solana (“SOL”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) in exchange for SOL. Prior to October 28, 2025, the redemption of Shares was not contemplated and the Trust did not operate a redemption program. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on October 28, 2025 in connection with the uplisting of the Shares to NYSE Arca, Inc. (“NYSE Arca”). On December 3, 2024, NYSE Arca submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Trust on NYSE Arca. On September 17, 2025, the Securities and Exchange Commission (the “SEC”) approved a proposed rule change for new Rule 8.201-E (Generic) with the SEC pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). On October 28, 2025, the Sponsor’s application to list and trade the Trust’s Shares on NYSE Arca under the Generic Listing Standards was approved and the Trust began trading on NYSE Arca on October 29, 2025 (the “Uplisting Date”), following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-286374). As of the date of this Quarterly Report, the Trust is an SEC reporting company with its Shares registered pursuant to Section 12(b) of the Exchange Act. In addition, on September 19, 2025 and October 27, 2025, the Sponsor and Delaware Trust Company, the trustee of the Trust, entered into Second Amended and Restated Declaration of Trust and Trust Agreement (the “Second A&R Trust Agreement”) dated as of September 19, 2025 and Amendment No. 1 to the Second A&R Trust Agreement, dated as of October 27, 2025, respectively. The following notes to the unaudited financial statements have been prepared as of September 30, 2025. Please refer to the subsequent events discussed in Note 10 for changes to the Trust Agreement and for updates to the Trust and service providers effective October 29, 2025, upon the commencement of trading the Shares of the Trust on NYSE Arca.

The Trust’s investment objective is for the value of the Shares (based on SOL per Share) to reflect the value of the SOL held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(g) of the Exchange Act. In addition, the following affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, and Grayscale CoinDesk Crypto 5 ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or redeem Baskets. As of September 30, 2025, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, was the only Authorized Participant, and was party to a participant agreement with the Sponsor and the Trust. In connection with the uplisting of Shares of the Trust on October 29, 2025, the Trust engaged certain Authorized Participants and Liquidity Providers, and additional Authorized Participants and Liquidity Providers may be added at any time, subject to the discretion of the Sponsor. See Note 10. Subsequent Events, for more information.

The custodian of the Trust is Coinbase Custody Trust Company, LLC (the “Custodian”), a third-party service provider. The Custodian is responsible for safeguarding the SOL held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, on August 8, 2025, the Sponsor and Anchorage Digital Bank N.A. (“Anchorage Digital”), a national trust bank chartered by the Office of the Comptroller of the Currency, entered into a custodial services agreement (the “Master Custody Service Agreement”). On September 25, 2025, the Sponsor and Anchorage Digital entered into a certain Second Amendment to Master Custody Service Agreement (the “Second Amendment”), which provides that the Trust is added as a party to a certain Master Custody Service Agreement, dated as of August 8, 2025 (and together with the Second Amendment, the “Anchorage Digital Custodian Agreement”). Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s Solana holdings.

The transfer agent for the Trust (the “Transfer Agent”) is Continental Stock Transfer & Trust Company. The responsibilities of the Transfer Agent are to maintain creations, redemptions, transfers, and distributions of the Trust’s Shares which are primarily held in book-entry form.

On December 9, 2024, the Trust completed a 5-for-1 Share Split of the Trust’s issued and outstanding Shares. In connection with the Share Split, shareholders of record on December 5, 2024, received four additional Shares of the Trust for each Share held. The number of outstanding Shares and per-Share amounts disclosed for periods prior to December 10, 2024 have been retroactively adjusted to reflect the effects of the Share Split.

On April 17, 2023, the Trust received notice that its Shares were qualified for public trading on the OTCQB U.S. Market (“OTCQB”) of OTC Markets Group Inc. On March 7, 2024, the Trust qualified to trade on the OTCQX Best Market®(“OTCQX”) of OTC Markets Group Inc. Until October 28, 2025, the Trust’s trading symbol on OTCQX was “GSOL.” On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) with the SEC pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy the Generic Listing Standards. On October 28, 2025, the Sponsor’s application to list and trade the Trust’s Shares on NYSE Arca under the Generic Listing Standards was approved and following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-286374), Shares of the Trust began trading on NYSE Arca on October 29, 2025. The Trust’s trading symbol on NYSE Arca is “GSOL” and the CUSIP number for its Shares is 38965D104.

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in SOL, in accordance with the terms of the Trust Agreement. Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of SOL and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. As of September 30, 2025, the Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the custodial agreement in place as of September 30, 2025 between the Trust, the Sponsor and the Custodian provides that the Trust will abandon irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time.

However, the Sponsor has since authorized the commencement of the Trust’s redemption program on October 28, 2025 in connection with the uplisting of the Shares to NYSE Arca. Since the Uplisting Date, the Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably, for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. Furthermore, since the Uplisting Date, the Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 included in our Registration Statement on Form S-1, as amended (File No. 333-286374).

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

The Trust conducts its transactions in SOL, including receiving SOL for the creation of Shares and delivering SOL for the redemption of Shares and for the payment of the Sponsor’s Fee. As of September 30, 2025, the Trust was not accepting redemption requests from shareholders. Since its inception, the Trust has not held cash or cash equivalents. The Sponsor will determine the Trust’s net asset value (“NAV”) on each business day as of 4:00 p.m., New York time, or as soon thereafter as practicable.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that SOL is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives SOL in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of SOL traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the SOL received by the Trust in connection with a creation order is recorded by the Trust at the fair value of SOL at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of SOL for Share creations and the delivery of SOL for Share redemptions or for payment of expenses in SOL. As of September 30, 2025, the Trust was not accepting redemption requests. However, the Sponsor has since authorized the commencement of the Trust’s redemption program on October 28, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in SOL.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the ‘exit price’) in an orderly transaction between market participants at the measurement date.

U.S. GAAP utilizes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Trust. Unobservable inputs reflect the Trust’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•
Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, these valuations do not entail a significant degree of judgment.
•
Level 2 – Valuations based on quoted prices in markets that are not active or for which significant inputs are observable, either directly or indirectly.
•
Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary by investment. To the extent that valuations are based on sources that are less observable or unobservable in the market, the determination of fair value requires more judgment. Fair value estimates do not necessarily represent the amounts that may be ultimately realized by the Trust.

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in SOL	$109,723	$109,723	$-	$-
December 31, 2024
Assets
Investment in SOL	$102,631	$102,631	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of SOL

SOL is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and December 31, 2024, the Trust held 525,192.67339269 and 529,873.89849530 SOL, respectively.

The Trust determined the fair value per SOL to be $208.92 and $193.69 on September 30, 2025 and December 31, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of SOL and the respective fair value:

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
Balance at December 31, 2023	240,381.32738679	$25,189
SOL contributed	300,449.71934981	45,149
SOL distributed for Sponsor’s Fee, related party	(10,957.14824130)	(1,758)
Net change in unrealized appreciation on investment in SOL	-	33,618
Net realized gain on investment in SOL	-	433
Balance at December 31, 2024	529,873.89849530	$102,631
SOL contributed	5,219.03119914	1,218
SOL distributed for Sponsor’s Fee, related party	(9,900.25630175)	(1,716)
Net change in unrealized appreciation on investment in SOL	-	7,150
Net realized gain on investment in SOL	-	440
Balance at September 30, 2025	525,192.67339269	$109,723

4. Creations and Redemptions of Shares

At September 30, 2025 and December 31, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, as of October 28, 2025, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of SOL to the Trust or the distribution of SOL by the Trust. The amount of SOL required for each Creation Basket (or, after October 28, 2025, redemption Basket) is determined by dividing (x) the amount of SOL owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of SOL representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0726 and 0.0740 of one SOL at September 30, 2025 and December 31, 2024, respectively. The decrease in the amount of SOL represented by each Share is primarily a result of the periodic withdrawal of SOL to pay the Sponsor’s Fee.

The cost basis of investments in SOL recorded by the Trust is the fair value of SOL, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the Creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, after October 28, 2025, redeeming Shares as a result of changes in the value of Shares or SOL.

As of September 30, 2025, the Trust was not operating a redemption program and was not accepting redemption requests. On December 3, 2024, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. On April 4, 2025, the Sponsor filed with the SEC a registration statement on Form S-1, as amended through October 9, 2025, to register the Shares of the Trust under the Securities Act of 1933. On October 28, 2025, the Sponsor authorized the commencement of a redemption program when the registration statement on Form S-1 was declared effective. Please refer to the subsequent events as discussed in Note 10 for additional details.

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and December 31, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or December 31, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of September 30, 2025 and December 31, 2024, 225,904 and 297,606 Shares of the Trust were held by related parties of the Trust, respectively.

On October 27, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second A&R Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective October 29, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, which as of September 30, 2025 was calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in SOL, monthly in arrears prior to the reduction in Sponsor’s Fees on October 29, 2025 and daily in arrears on and after October 29, 2025. The amount of SOL payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of SOL used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of SOL is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and December 31, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended September 30, 2025 and 2024.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Vault Balance SOL in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such SOL into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such SOL in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 5, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to February 5, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%.

Prior to the Fee Waiver Period, for the three months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $635,091 and $454,714, respectively. For the nine months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $1,716,075 and $1,119,646, respectively. As of September 30, 2025 and December 31, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended September 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, SOL. Investing in SOL is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of the SOL held by the Trust, and fluctuations in the price of SOL could materially and adversely affect an investment in the Shares of the Trust. The price of SOL has a limited history. During such history, SOL prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of SOL, including, but not limited to, global SOL supply and demand, theft of SOL from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The SOL held by the Trust are commingled and the Trust’s shareholders have no specific rights to any specific SOL. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

There is currently no clearing house for SOL, nor is there a central or major depository for the custody of SOL. There is a risk that some or all of the Trust’s SOL could be lost or stolen. There can be no assurance that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s SOL. Further, transactions in SOL are irrevocable. Stolen or incorrectly transferred SOL may be irretrievable. As a result, any incorrectly executed SOL transactions could adversely affect an investment in the Shares.

The SEC, at least under the prior administration, has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. A number of SEC and SEC staff actions with respect to a variety of digital assets demonstrate this difficulty. For example, public though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. In addition, the SEC appears to have implicitly taken the view that Ether is not a security (i) by not objecting to Ether futures trading on Commodity Futures Trading Commission-regulated markets under rules designed for futures on non-security commodity underliers and (ii) by approving the listing and trading of exchange-traded products (“ETPs”) that invest in Ether (i.e., approving the redemption of shares of such ETPs) under the rules for commodity-based trust shares, without requiring these ETPs to be registered as investment companies. Likewise, in various courts filings and arguments the SEC has distinguished Ether from assets that it claimed were securities, and in judicial opinions, courts have accepted or even assumed that Ether is not a security. Moreover, in a recent settlement with another market participant relating to allegations that it acted as an unregistered broker-dealer for facilitating trading in certain digital assets, the SEC highlighted that the firm would cease trading in all digital assets other than Bitcoin, Bitcoin Cash and Ether—activity that, if the SEC believed Ether was presently a security—would continue to constitute unregistered brokerage activity. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. Moreover, the SEC’s Division of Corporation Finance has published statements that it does not consider, under certain circumstances, “meme coins” or some stablecoins to be securities. However, such statements may be withdrawn at any time without notice and comment by the Division of Corporation Finance at the SEC or the SEC itself. In addition, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities and has not formally or explicitly confirmed that it does not deem Ether to be a security. These developments demonstrate the difficulty in applying the federal securities laws to digital assets generally. In January 2025, the SEC launched a crypto task force dedicated to developing a comprehensive and clear regulatory framework for digital assets led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital assets-based investment vehicles, and clarity regarding digital asset custody, lending, and staking. However, the efforts of the crypto task force have only just begun, and how or whether the SEC regulates digital asset activity in the future remains to be seen.

If SOL is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for SOL. For example, it may become more difficult for SOL to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could, in turn, negatively affect the liquidity and general acceptance of SOL and cause users to migrate to other digital assets. As such, any determination that SOL is a security under federal or state securities laws may adversely affect the value of SOL and, as a result, an investment in the Shares.

In addition, if SOL is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

To the extent a private key, held by the Custodian, required to access an address on the Solana Network holding SOL is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the SOL controlled by the private key and the private key will not be capable of being restored by the Solana Network. The processes by which SOL transactions are settled are dependent on the SOL peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of SOL.

The Trust relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$11.53	$10.84	$14.33	$7.95
Net increase in net assets from investment operations:
Net investment loss	(0.09)	(0.07)	(0.24)	(0.20)
Net realized and unrealized gain	3.73	0.77	1.08	3.79
Net increase in net assets resulting from operations	3.64	0.70	0.84	3.59
Principal Market NAV, end of period	$15.17	$11.54	$15.17	$11.54
Total return	31.57%	6.46%	5.86%	45.16%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

Total return is calculated assuming an initial investment made at the Principal Market NAV at the beginning of the period and assuming redemption on the last day of the period.

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

15

10. Subsequent Events

As of the close of business on November 20, 2025, the fair value of SOL determined in accordance with the Trust’s accounting policy was $133.52 per SOL.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Listing on NYSE Arca

Shares of the Trust began trading on NYSE Arca on October 29, 2025 (the “Uplisting Date”). On April 4, 2025, the Sponsor filed with the SEC a registration statement on Form S-1, as amended through October 9, 2025, to register the Shares of the Trust under the Securities Act of 1933. The registration statement on Form S-1 was declared effective on October 28, 2025.

On October 27, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second A&R Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective October 29, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%.

In connection with the above, the Sponsor authorized the commencement of a redemption program. Effective October 29, 2025, the Trust creates and redeems Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 10,000 Shares. The creation of a Basket requires the delivery to the Trust of the amount of Solana represented by one Share immediately prior to such creation multiplied by 10,000. The redemption of a Basket requires distribution by the Trust of the amount of Solana represented by one Share immediately prior to such redemption multiplied by 10,000. The Trust may from time to time halt creations and redemptions for a variety of reasons, including in connection with forks, airdrops and other similar occurrences.

On or after October 1, 2025, the Sponsor on behalf of the Trust and the Transfer Agent entered into Participant Agreements with a number of unaffiliated Authorized Participants in connection with the listing and trading of the Shares on NYSE Arca.

In connection with the entry into the Participant Agreements referred to above, as of October 29, 2025, the Sponsor amended, solely, with respect to the Trust, the Participant Agreement, dated as of October 3, 2022, between the Sponsor and Grayscale Securities, to remove the Trust as an entity covered by the Agreement. Effective October 29, 2025, Grayscale Securities no longer serves as Authorized Participant of the Trust.

On October 3, 2025, the Trust, the Sponsor and Coinbase, Inc., the prime broker of the Trust (“Coinbase” or the “Prime Broker”), on behalf of itself and as agent for Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Custodian”) and Coinbase Credit, Inc. (“Coinbase Credit” and, collectively with Coinbase and Coinbase Custody, the “Coinbase Entities”), entered into the Coinbase Prime Broker Agreement governing the Trust’s and the Sponsor’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s SOL which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Prime Broker Agreement became effective as of the Uplisting Date.

On October 9, 2025, the Sponsor of the Trust, and The Bank of New York Mellon (“BNY”) entered into a Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”) engaging BNY to serve as the transfer agent for the Trust (the “Transfer Agent”) effective as of the Uplisting Date. Under the Transfer Agency and Service Agreement, the Transfer Agent will provide the following services to the Trust and the Sponsor as of the Uplisting Date: (1) facilitate the issuance and redemption of shares of the Trust; (2) respond to correspondence by Trust shareholders and others relating to its duties; (3) maintain shareholder accounts; and (4) make periodic reports to the Trust. Fees paid to the Transfer Agent are a Sponsor-paid Expense. BNY also serves as the administrator for the Trust (the “Administrator”), providing administration and accounting services to the Trust, pursuant to a
Fund Administration and Accounting Agreement dated as of October 9, 2025. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

On October 9, 2025, the Sponsor and Continental Stock Transfer & Trust Company, a Delaware corporation (“Continental”), entered into a Co-Transfer Agency Agreement (the “Co-Transfer Agency Agreement”) engaging Continental to serve as a co-transfer agent for the Trust (the “Co-Transfer Agent”). In connection with the entry into the Transfer Agency and Services Agreement with BNY and the Co-Transfer Agency Agreement with Continental, the Sponsor and Continental agreed to terminate, as of the Uplisting Date, the transfer agency and services agreement, dated December 12, 2017, among the Sponsor, the Trust and Continental, pursuant to which Continental served as transfer agent for the Trust. As a result, effective as of the Uplisting Date, Continental will no longer act as the transfer agent for the Trust but will continue to serve as the Co-Transfer Agent.

The Sponsor, on behalf of the Trust, is party to a marketing agent agreement dated October 3, 2025 (the “Marketing Agent Agreement”) with Foreside Fund Services, LLC (the “Marketing Agent”). Effective October 29, 2025, under the Marketing Agent Agreement, the Marketing Agent will provide the following services to the Sponsor: (i) assist the Sponsor in facilitating Participation Agreements between and among Authorized Participants, the Sponsor, on behalf of the Trust, and the Transfer Agent; (ii) provide prospectuses to Authorized Participants; (iii) work with the Transfer Agent to review and approve orders placed by the Authorized Participants and

16

transmitted to the Transfer Agent; (iv) review and file applicable marketing materials with FINRA and (v) maintain, reproduce and store applicable books and records related to the services provided under the Marketing Agent Agreement. The Sponsor will pay the Marketing Agent an annual fee, as well as certain out-of-pocket fees and expenses of the Marketing Agent incurred in connection with its assistance in the marketing of the Trust and its Shares.

Staking

On October 6, 2025, the Trust began staking its SOL pursuant to staking arrangements with the Custodian and certain third party staking providers, as described in the Trust’s registration statement on Form S-1.

As of October 6, 2025, in connection with the Trust’s commencement of Staking, the Custodian and the Staking Provider are entitled to receive a portion of the gross Staking Consideration generated under the Staking Arrangements, reflecting the Custodian’s fee and the Staking Provider’s share of such Staking Consideration, with the remainder received by the Trust. In addition, pursuant to the Trust Agreement and as consideration for the Sponsor’s facilitation of Staking, the Sponsor is permitted to receive a fee equal to a portion of the Staking Consideration, payable in SOL (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Portion is payable to the Sponsor daily in arrears. From November 5, 2025 until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”), a portion of the fees associated with Staking will be waived, such that the Sponsor’s Staking Portion, the Custodian’s fee and the Staking Provider’s share of the Staking Consideration will comprise an aggregate of 5% of the gross Staking Consideration generated under the Staking Arrangements, with the Trust receiving and retaining the remainder of such gross Staking Consideration. After the Fee Waiver Period, the Sponsor’s Staking Portion, the Custodian’s fee and the Staking Provider’s share of the Staking Consideration will comprise an aggregate of 23% of the gross Staking Consideration generated under the Staking Arrangements. The Trust will receive and retain the remainder of such gross Staking Consideration.

Management Reorganization

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware
corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to
Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the
sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the
Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the
Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

Sponsor’s Fee Waiver

Effective November 5, 2025, the Sponsor has determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). If the Trust’s NAV exceeds $1.0 billion prior to February 5, 2026, the Sponsor’s Fee charged on assets over $1.0 billion will be 0.35%. All investors will incur the same Sponsor’s Fee, which is the weighted average of those fee rates. After the Fee Waiver Period is over, the Sponsor’s Fee will be 0.35%.

17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Risk Factors” and “Forward-Looking Statements” or other sections of our Registration Statement.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. As of September 30, 2025, the Trust holds SOL and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of SOL. On October 28, 2025, in connection with the effectiveness of the registration statement on Form S-1 (File No. 333-286374), as amended, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on October 29, 2025, following the effectiveness of the Trust’s registration statement on Form S-1, as amended. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for SOL. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on SOL per Share) to reflect the value of the SOL held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in SOL, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to SOL. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to October 1, 2025, the Trust valued the SOL held by the Trust for operational purposes by reference to the CoinDesk Solana Price Index (SLX). As of October 1, 2025, the Index is the CoinDesk SOL CCIXber Reference Rate. As of October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk SOL CCIXber Reference Rate. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Solana Price Index (SLX). From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk SOL CCIXber Reference Rate.

Historically, and as of September 30, 2025, the Trust has not met its investment objective and, prior to their uplisting to NYSE Arca on October 29, 2025, the Shares quoted on OTCQX did not reflect the value of the SOL held by the Trust, less the Trust’s expenses and other liabilities, but instead had traded at both premiums and discounts to such value, which at times were substantial, although the Sponsor has observed that the Trust has begun to meet its investment objective more closely following the uplisting of the Shares to NYSE Arca.

On January 1, 2025, GSI consummated an internal corporate reorganization (the “Reorganization”), pursuant to which GSI, the Sponsor of the Trust prior to the Reorganization, merged with and into GSO, a Delaware limited liability company and a consolidated subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts (as defined below), all as provided under the Delaware Limited Liability Company Act. The Reorganization has not had any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to GSIS, a Delaware limited liability company and a wholly owned direct subsidiary of GSO, whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS became the sole remaining Sponsor of the Trust.

Listing on NYSE Arca

Shares of the Trust began trading on NYSE Arca on October 29, 2025, under the ticker symbol “GSOL.”

Commencement of Redemption Program

In connection with the uplisting of the Shares, the Sponsor authorized the commencement of the Trust’s redemption program in reliance on Regulation M exemptive relief available to similarly situated commodity-based exchange traded products.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of SOL by the Trust in connection with Share creations and the delivery of SOL by the Trust in connection with Share redemptions or for payment of expenses in SOL. As of September 30, 2025, the Trust was not accepting redemption requests. However, the Sponsor of the Trust has since authorized the commencement of the Trust’s redemption program on October 28, 2025 in connection with the uplisting of the Shares to NYSE Arca. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in SOL.

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for SOL in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that SOL is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives SOL in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Quarterly Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of SOL traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
•
Fourth, the Trust then selects a Digital Asset Market as its principal market based on the highest market-based volume, level of activity and price stability in comparison to the other Digital Asset Markets on the list. Based on information reasonably available to the Trust, Trading Platform Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Trading Platform Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, a Trading Platform Market has been selected as the Trust’s principal market.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market’s price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust’s determination of its principal market.

The cost basis of the SOL received by the Trust in connection with a creation order is recorded by the Trust at the fair value of SOL at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, SOL and price of SOL amounts, are in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized and unrealized gain on investment in SOL	$26,959	$4,966	$7,590	$13,792
Net increase in net assets resulting from operations	$26,324	$4,512	$5,874	$12,673
Net assets(1)	$109,723	$78,827	$109,723	$78,827
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of SOL on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in SOL for the three months ended September 30, 2025 was $26,959, which includes a realized gain of $207 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in SOL of $26,752. Net realized and unrealized gain on investment in SOL for the period was driven by SOL price appreciation from $157.80 per SOL as of June 30, 2025, to $208.92 per SOL as of September 30, 2025. Net increase in net assets resulting from operations was $26,324 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in SOL, less the Sponsor’s Fee of $635. Net assets increased to $109,723 at September 30, 2025, a 32% increase for the three-month period. The increase in net assets resulted from the aforementioned SOL price appreciation partially offset by the withdrawal of approximately 3,320 SOL to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in SOL for the three months ended September 30, 2024 was $4,966, which includes a realized gain of $72 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in SOL of $4,894. Net realized and unrealized gain on investment in SOL for the period was driven by SOL price appreciation from $144.62 per SOL as of June 30, 2024, to $154.98 per SOL as of September 30, 2024. Net increase in net assets resulting from operations was $4,512 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in SOL, less the Sponsor’s Fee of $454. Net assets increased to $78,827 at September 30, 2024, a 15% increase for the three-month period. The increase in net assets resulted from the aforementioned SOL price appreciation and contribution of approximately 36,018 SOL with a value of $5,523 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,067 SOL to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in SOL for the nine months ended September 30, 2025 was $7,590, which includes a realized gain of $440 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in SOL of $7,150. Net realized and unrealized gain on investment in SOL for the period was driven by SOL price appreciation from $193.69 per SOL as of December 31, 2024, to $208.92 per SOL as of September 30, 2025. Net increase in net assets resulting from operations was $5,874 for the nine months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in SOL, less the Sponsor’s Fee of $1,716. Net assets increased to $109,723 at September 30, 2025, a 7% increase for the nine-month period. The increase in net assets resulted from the aforementioned SOL price appreciation and the contribution of approximately 5,219 SOL with a value of $1,218 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,900 SOL to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in SOL for the nine months ended September 30, 2024 was $13,792, which includes a realized gain of $211 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in SOL of $13,581. Net realized and unrealized gain on investment in SOL for the period was driven by SOL price appreciation from $104.79 per SOL as of December 31, 2023, to $154.98 per SOL as of September 30, 2024. Net increase in net assets resulting from operations was $12,673 for the nine months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in SOL, less the Sponsor’s Fee of $1,119. Net assets increased to $78,827 at September 30, 2024, a 213% increase for the nine-month period. The increase in net assets resulted from the aforementioned SOL price appreciation and the contribution of approximately 275,920 SOL with a value of $40,965 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 7,676 SOL to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

In connection with the uplisting of the Shares to NYSE Arca, as of October 29, 2025, the Trust only receives and holds cash in order to facilitate creations and redemptions pursuant to Cash Orders, and has not otherwise had or maintained a cash balance at any time since inception. When selling SOL in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of SOL needed to pay expenses in order to minimize the Trust’s holdings of assets other than SOL. In addition, upon the consummation or deemed failure of a Cash Order to create or redeem Baskets, the Trust will promptly return any excess cash it continues to hold with respect to such Cash Order to the applicable counterparty. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

Generally, the Trust does not intend to hold cash, except in connection with Cash Orders for creations or redemptions of Baskets. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(All SOL balances are rounded to the nearest whole SOL)
SOL:
Opening balance	528,513	475,674	529,874	240,381
Creations	-	36,018	5,219	275,920
Sponsor’s Fee, related party	(3,320)	(3,067)	(9,900)	(7,676)
Closing balance	525,193	508,625	525,193	508,625
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	525,193	508,625	525,193	508,625
Number of Shares:(1)
Opening balance	7,231,035	6,347,635	7,160,335	3,168,135
Creations	-	482,500	70,700	3,662,000
Closing balance	7,231,035	6,830,135	7,231,035	6,830,135

	As of September 30,
	2025	2024
Price of SOL on principal market(2)	$208.92	$154.98
Principal Market NAV per Share(1)(3)	$15.17	$11.54
Index Price(4)	$209.05	$154.96
NAV per Share(1)(4)	$15.18	$11.54

(1)
Shares and per Share amounts for periods presented prior to the Share Split have been retroactively adjusted for the 5-for-1 Share Split of the Trust’s issued and outstanding Shares completed on December 9, 2024.
(2)
The Trust performed an assessment of the principal market at September 30, 2025 and 2024, and identified the principal market as Coinbase.
(3)
As of September 30, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of SOL based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to March 8, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(4)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to March 8, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Business—Overview of the SOL Industry and Market—SOL Value—The Index and the Index Price” in our Registration Statement for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025 were Coinbase, Kraken, Crypto.com, and Bitstamp by Robinhood. Effective October 21, 2025, the Index Provider added Bitstamp by Robinhood (“Bitstamp”) (SOL-USDC trading pair) to the Index due to the trading platform meeting the Index Provider’s conditions for inclusion, and did not remove any Constituent Trading Platforms as part of its scheduled monthly review. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, LMAX Digital, and Kraken. See “Business—Valuation of SOL and Determination of NAV” in our Registration Statement for a description of the Trust’s NAV per Share.

For accounting purposes prior to October 29, 2025, the Trust reflects creations and the SOL receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of SOL for proceeds was received. In connection with the effectiveness of the registration statement on Form S-1, as amended, the Sponsor authorized the commencement of a redemption program. Effective October 29, 2025, the date on which the Shares of the Trust began trading on NYSE Arca, the Trust reflects creations and redemptions and the SOL for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the business day following the receipt of a notification of a creation or redemption order by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the SOL for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the Ether are delivered or removed from the Trust for settlement.

As of September 30, 2025, the Trust had a net closing balance with a value of $109,791,528, based on the Index Price (non-GAAP methodology). As of September 30, 2025, the Trust had a total market value of $109,723,253, based on the Digital Asset Market price of SOL on the Trust’s principal market (Coinbase).

As of September 30, 2024, the Trust had a net closing balance with a value of $78,816,537, based on the Index Price (non-GAAP methodology). As of September 30, 2024, the Trust had a total market value of $78,826,709, based on the Digital Asset Market price of SOL on the Trust’s principal market (Coinbase).

Historical NAV and SOL Prices

As movements in the price of SOL will directly affect the price of the Shares, investors should understand recent movements in the price of SOL. Investors, however, should also be aware that past movements in the SOL price are not indicators of future movements. Movements may be influenced by various factors, including, but not limited to, government regulation, security breaches experienced by service providers, as well as political and economic uncertainties around the world.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Splits and Share Split for the periods prior to June 23, 2022, March 20, 2023 and December 9, 2024, respectively) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Splits and Share Split for the periods prior to June 23, 2022, March 20, 2023 and December 9, 2024, respectively) from November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Business—Overview of the SOL Industry and Market—SOL Value—The Index and the Index Price” in our Registration Statement.

The following table illustrates the movements in the Index Price from November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the Index Price has ranged from $8.29 to $277.39, with the straight average being $103.86 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2022	$94.73	$274.60	4/2/2022	$28.27	6/13/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$36.01	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
Twelve months ended September 30, 2024	$119.83	$200.17	3/31/2024	$21.22	10/12/2023	$154.96	$154.96
Twelve months ended September 30, 2025	$178.66	$277.39	1/19/2025	$103.89	4/8/2025	$209.05	$209.05
November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2025	$103.86	$277.39	1/19/2025	$8.29	12/29/2022	$209.05	$209.05

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Trust’s principal market, from November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2025. During such period, the price of SOL has ranged from $8.29 to $280.00, with the straight average being $102.27 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2022	$87.64	$239.94	12/2/2021	$28.04	6/18/2022	$33.72	$33.72
Twelve months ended September 30, 2023	$20.97	$37.09	11/5/2022	$8.29	12/29/2022	$21.41	$20.24
Twelve months ended September 30, 2024	$119.84	$200.17	3/31/2024	$21.21	10/12/2023	$154.98	$154.98
Twelve months ended September 30, 2025	$178.67	$280.00	1/19/2025	$103.92	4/8/2025	$208.92	$208.92
November 18, 2021 (the commencement of the Trust’s operations) to September 30, 2025	$102.27	$280.00	1/19/2025	$8.29	12/29/2022	$208.92	$208.92

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from April 19, 2023 to September 30, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from April 19, 2023 to September 30, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor, and to the audit committee of the Sponsor, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Legal Proceedings” in our Registration Statement, as amended and supplemented from time to time.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under ”Risk Factors” of our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Certificate of Trust (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Registrant on October 29, 2025).

4.1

Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-286374) filed by the Registrant on September 26, 2025).

4.2

Amendment No. 1 to Second Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on October 29, 2025).

4.3

Master Custody Service Agreement, dated August 8, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.11 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-286374) filed with the SEC on September 26, 2025).

4.4

Second Amendment to Master Custody Service Agreement, dated September 25, 2025, between the Trust and Anchorage Digital Bank N.A. (incorporated by reference to Exhibit 10.12 of Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-286374) filed with the SEC on September 26, 2025).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Glossary of Defined Terms

“Actual Exchange Rate”—With respect to any particular asset, at any time, the price per single unit of such asset (determined net of any associated fees) at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price.

“Additional Trust Expenses”—Together, any expenses incurred by the Trust in addition to the Sponsor’s Fee that are not Sponsor-paid Expenses, including, but not limited to, (i) taxes and governmental charges, (ii) expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders, (iii) any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, (iv) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and (v) extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

“Administrator”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Administrator Fee”—The fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator as a Sponsor-paid Expense.

“Affirmative Action”—A decision by the Trust to acquire or abandon specific Incidental Rights and IR Virtual Currency at any time prior to the time of a creation or redemption of Shares.

“AML”—Anti-money laundering.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent In-Kind Regulatory Approval is obtained).

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent. Subject to In-Kind Regulatory Approval, in the future any Authorized Participants creating and redeeming Shares through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a SOL wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

“Basket”—A block of 10,000 Shares.

“Basket Amount”—On any trade date, the amount of SOL required as of such trade date for the creation or redemption of a Basket, as determined by dividing (x) the amount of SOL owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of SOL representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one SOL (i.e., carried to the eighth decimal place)), and multiplying such quotient by 10,000.

“Basket NAV”—The U.S. dollar value of a Basket calculated by multiplying the Basket Amount by the Index Price as of the trade date.

“Bitcoin”—A type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin network.

“Blockchain” or “Solana Blockchain”—The public transaction ledger of the Solana Network on which transactions in SOL are recorded.

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management
Reorganization, manages and directs the affairs of the Sponsor.

“Cash Order”—An order for the creation or redemption of Shares pursuant to procedures facilitated by the Transfer Agent and pursuant to which a Liquidity Provider is engaged to facilitate the purchase or sale of SOL. A Cash Order may be executed as either a Variable Fee Cash Order or an Actual Execution Cash Order. Unless the Sponsor determines otherwise in its sole discretion based on market conditions and other factors existing at the time of such Cash Order, all creations and redemptions pursuant to Cash Orders are expected to be executed as Variable Fee Cash Orders.

“Coinbase”—Coinbase, Inc.

“Coinbase Credit”—Coinbase Credit, Inc.

“Creation Basket”—Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

“Creation Time”—With respect to the creation of any Shares by the Trust, the time at which the Trust creates such Shares.

“Custodial and Prime Broker Services”—The services of the Custodian and the Prime Broker that provide for: (i) holding of the Trust’s SOL in the Vault Balance and the Settlement Balance; (ii) transfer of the Trust’s SOL between the relevant Vault Balance and the Settlement Balance; (iii) the deposit of SOL from a public blockchain address into the respective account or accounts in which the Vault Balance or the Settlement Balance are maintained; and (iv) the withdrawal of SOL from the Vault Balance to a public blockchain address the Trust controls.

“Custodian”—Coinbase Custody Trust Company, LLC, Anchorage Digital Bank N.A. and/or other custodians, collectively or in their individual capacities, as the context may require.

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services it provides to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“CUTPA”—The Connecticut Unfair Trade Practices Act.

“DCG”—Digital Currency Group, Inc.

“DCG Holdco”—DCG Grayscale Holdco, LLC.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market,” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

“Digital Asset Trading Platform”—An electronic marketplace where trading platform participants may trade, buy and sell SOL based on bid-ask trading. The largest Digital Asset Trading Platforms are online and typically trade on a 24-hour basis, publishing transaction price and volume data.

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of SOL, which consists of transactions on electronic Digital Asset Trading Platforms.

“DSTA”—The Delaware Statutory Trust Act, as amended.

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO, which served as the Authorized Participant from October 3, 2022 through October 28, 2025.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of SOL and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—Prior to October 1, 2025, the CoinDesk Solana Price Index (SLX). As of October 1, 2025, the Index is the CoinDesk SOL CCIXber Reference Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a SOL derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Business—Overview of the SOL Industry and Market—SOL Value—The Index and the Index Price” in our Registration Statement for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term SOL Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index.

“In-Kind Order”—An order for the creation or redemption of Shares pursuant to which the Authorized Participant (or its AP Designee) will deliver or receive SOL directly from the Trust’s Vault Balance. Because In-Kind Regulatory Approval has not been obtained, at this time Shares will not be created or redeemed through In-Kind Orders.

“In-Kind Regulatory Approval”—The necessary regulatory approval to permit NYSE Arca to list the Shares of the Trust utilizing a structure that allows the Trust to create and redeem Shares via in-kind transactions with Authorized Participants or their AP Designees in exchange for SOL. In common with other spot digital asset exchange-traded products, the Trust is not at this time able to create and redeem shares via in-kind transactions with Authorized Participants, and there has yet to be definitive regulatory guidance on whether and how registered broker-dealers can hold and deal in SOL in compliance with the federal securities laws. To the extent further regulatory clarity emerges, the Sponsor expects NYSE Arca to seek the necessary regulatory approval to amend its listing rules to permit the Trust to create and redeem Shares through In-Kind Orders. There can be no assurance as to when such regulatory clarity will emerge, or when NYSE Arca will seek or obtain such regulatory approval, if at all.

“Investment Company Act”—Investment Company Act of 1940, as amended.

“IR Virtual Currency”—Any virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

“KYC”—Know-your-customer.

“Liquidity Engager”— Until December 31, 2024, GSI, and on or after January 1, 2025, GSIS, in each case acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

“Liquidity Provider”—One or more eligible companies that facilitate the purchase and sale of SOL in connection with creations or redemptions pursuant to Cash Orders. The Liquidity Providers with which GSIS, acting in its capacity as the Liquidity Engager, will engage in SOL transactions are third parties that are not affiliated with the Sponsor or the Trust and are not acting as agents of the Trust, the Sponsor, or any Authorized Participant, and all transactions will be done on an arm’s-length basis. Except for the contractual relationships between each Liquidity Provider and GSIS in its capacity as the Liquidity Engager, there is no contractual relationship between each Liquidity Provider and the Trust, the Sponsor, or any Authorized Participant.

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the
Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

“Marketing Agent”—Foreside Fund Services, LLC.

“Marketing Agent Agreement”—An agreement entered into by the Sponsor, on behalf of the Trust, dated October 9, 2025, with Foreside Fund Services, LLC.

“Marketing Fee”—Fee payable to the marketer for services it provides to the Trust, which the Sponsor will pay to the marketer as a Sponsor-paid Expense.

“Merger”—The merger of GSI with and into GSO, with GSO continuing as the surviving company.

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Business—Valuation of SOL and Determination of NAV” in our Registration Statement on Form S-1. See also “Business—Investment Objective and Determination of Principal Market NAV and NAV” in our Registration Statement on Form S-1 for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP. Prior to March 8, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term SOL Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Business—Valuation of SOL and Determination of NAV” in our Registration Statement on Form S-1. For purposes of the Trust Agreement, the term SOL Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

“NYSE Arca”—NYSE Arca, Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor and the Transfer Agent that provides the procedures for the creation and redemption of Baskets via a Liquidity Provider.

“Prime Broker”—Coinbase, Inc.

“Prime Broker Agreement”—The Prime Broker Agreement, dated as of October 3, 2025, by and among the Trust, the Sponsor and the Prime Broker, on behalf of itself, the Custodian and Coinbase Credit, that governs the Trust’s and the Sponsor’s use of the Custodial and Prime Broker Services provided by the Custodian and the Prime Broker.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis. Prior to March 8, 2024, Principal Market NAV was referred to as NAV.

“Redemption Basket”—Basket of Shares redeemed by the Trust upon distribution or disposition of the Basket Amount required for each such Redemption Basket.

“Reorganization”—The internal corporate reorganization of GSI consummated on January 1, 2025.

“Reverse Share Split”—A 1-for-20 reverse Share split of the Trust's issued and outstanding Shares, which was effective on June 23, 2022 to shareholders of record as of the close of business on June 22, 2022. A 1-for-2 reverse Share split of the Trust's issued and outstanding Shares, which was effective on March 20, 2023 to shareholders of record as of the close of business on March 15, 2023.

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca, Inc. (as of October 29, 2025) and the OTCQX Best Market® of OTC Markets Group Inc.

“Securities Act”—The Securities Act of 1933, as amended.

“Settlement Balance”—An account controlled and maintained by the Custodian to which cash and digital assets of the Trust are credited on the Trust’s behalf.

“Shares”—Common units of fractional undivided beneficial interest in, and ownership of, the Trust.

“Share Split”—A 5-for-1 Share split of the Trust's issued and outstanding Shares, which was effective on December 9, 2024 to shareholders of record as of the close of business on December 5, 2024.

“SOL” or “Solana”—Solana tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Solana Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Solana Network”—The online, end-user-to-end-user network hosting the public transaction ledger, known as the Solana blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Solana network. See “Business—Overview of the SOL Industry and Market” in our Registration Statement.

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent Fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees, provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

“Sponsor’s Fee”—A fee, payable in SOL, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Solana Trust ETF, a Delaware statutory trust, formed on November 9, 2021 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of September 19, 2025, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendment No. 1 thereto and as the same may be further amended from time to time.

“Trustee”—CSC Delaware Trust Company (formerly known as Delaware Trust Company), a Delaware trust company, is the Delaware trustee of the Trust.

“Uplisting Date”—October 29, 2025, the date on which the shares of Grayscale Solana Trust ETF began trading on NYSE Arca as shares of an exchange-traded product.

“U.S.”—United States.

“U.S. dollar” or “$”—United States dollar or dollars.

“U.S. GAAP”—United States generally accepted accounting principles.

“Vault Balance”—A segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s SOL on the Trust’s behalf.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Solana Trust ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 25, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.