Form 10-Q
period 2026-03-31
Grayscale Solana Staking ETF
filed 2026-05-08
CIK 1896677

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of May 4, 2026: 16,574,135

Grayscale® SOLANA staking ETF

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Solana Staking ETF (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (our “Annual Report”), and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 29.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	December 31, 2025
Assets:
Investment in SOL, at fair value (cost $170,202 and $174,992 as of March 31, 2026 and December 31, 2025, respectively)	$105,086	$160,385
Staking Reward receivable, at fair value	39	$43
Total assets	$105,125	$160,428
Liabilities:
Sponsor’s Staking Fee payable, related party	$7	$71
Sponsor’s Fee payable, related party	-	-
Total liabilities	7	71
Net assets	$105,118	$160,357
Shares issued and outstanding, no par value (unlimited Shares authorized)	17,114,135	17,634,135
Principal Market NAV per Share	$6.14	$9.09

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of SOL and percentages)

March 31, 2026
	Quantity of SOL	Cost	Fair Value	% of Net Assets
Investment in SOL	1,272,221.25983000	$170,202	$105,086	100%
Total Investment		$170,202	$105,086	100%
Receivables in Excess of Other Liabilities			$32	0%
Net assets			$105,118	100%

December 31, 2025
	Quantity of SOL	Cost	Fair Value	% of Net Assets
Investment in SOL	1,293,746.87210555	$174,992	$160,385	100%
Total Investment		$174,992	$160,385	100%
Liabilities in Excess of Other Assets			$(28)	0%
Net assets			$160,357	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31
	2026	2025
Investment income:
Staking Reward Income	$2,198	$-
Investment income	-	-
Total Investment income	$2,198	$-
Expenses:
Sponsor's Staking Fee, related party	$247	$-
Sponsor’s Fee, related party	117	589
Gross Expenses	364	589
Sponsor’s Fee Waiver, related party	(59)	-
Net expenses	305	589
Net investment income (loss)	1,893	(589)
Net realized and unrealized loss from:
Net realized (loss) gain on investment in SOL sold to pay expenses	(32)	167
Net realized loss on investment in SOL sold to pay Sponsor's Staking Fee	(102)	-
Net realized loss on investment in SOL sold for redemption of Shares	(5,909)	-
Net change in unrealized appreciation/depreciation on investment in SOL	(50,510)	(36,815)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL	(25)	-
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	1	-
Net realized and unrealized loss on investment	(56,577)	(36,648)
Net decrease in net assets resulting from operations	$(54,684)	$(37,237)

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,
	2026	2025
Decrease in net assets from operations:
Net investment income (loss)	$1,893	$(589)
Net realized (loss) gain on investment in SOL sold to pay expenses	(32)	167
Net realized loss on investment in SOL sold to pay Sponsor's Staking Fee	(102)	-
Net realized loss on investment in SOL sold for redemption of Shares	(5,909)	-
Net change in unrealized appreciation/depreciation on investment in SOL	(50,510)	(36,815)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL	(25)	-
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	1	-
Net decrease in net assets resulting from operations	(54,684)	(37,237)
Increase (decrease) in net assets from capital share transactions:
Shares issued	17,378	1,121
Shares redeemed	(17,933)	-
Net (decrease) increase in net assets resulting from capital share transactions	(555)	1,121
Total decrease in net assets from operations and capital share transactions	(55,239)	(36,116)
Net assets:
Beginning of period	160,357	102,631
End of period	$105,118	$66,515
Change in Shares outstanding:
Shares outstanding at beginning of period	17,634,135	7,160,335
Shares issued	1,870,000	61,500
Shares redeemed	(2,390,000)	-
Net decrease in Shares	(520,000)	61,500
Shares outstanding at end of period	17,114,135	7,221,835

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Solana Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on November 9, 2021 and commenced operations on November 18, 2021. The Trust’s investment objective is for the value of the Shares (based on SOL per Share) to reflect the value of the SOL held by the Trust and to reflect rewards from Staking a portion of the Trust’s SOL, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for SOL.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on October 28, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSOL” on October 29, 2025 (the “Uplisting Date”).

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

The Trust may receive staking rewards as a result of the Trust’s Staking pursuant to the Staking Arrangements.

Staking on the Solana Network refers to the use of SOL, or the permission for SOL to be used through an agent or otherwise, in the Solana Network’s proof-of-stake validation protocol in exchange for the receipt of staking rewards paid in-kind (“Staking”). The Trust Agreement permits the Trust to engage in Staking, and on October 6, 2025, the Trust commenced Staking pursuant to the Staking Arrangements. The Sponsor has caused, and from time to time may cause, the Trust to enter into written arrangements (the “Staking Arrangements”) with the Custodian and one or more third party staking providers (each, a “Staking Provider”), pursuant to which a portion of the Trust’s SOL is made available for staking through validator operations conducted by such Staking Providers (“Provider-Facilitated Staking”). The Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust, as discussed in Note 6.

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

Coinbase, Inc. is the prime broker (the “Prime Broker”) of the Trust, and Coinbase Custody Trust Company, LLC is the custodian (the “Custodian”). The Prime Broker Agreement establishes the rights and responsibilities of the Custodian, the Prime Broker, the Sponsor and the Trust with respect to the Trust’s SOL which is held in accounts maintained and operated by the Custodian, as a fiduciary with respect to the Trust’s assets, and the Prime Broker (together with the Custodian, the “Custodial Entities”) on behalf of the Trust. The Custodian is responsible for safeguarding the SOL held by the Trust, and holding the private key(s) that provide access to the Trust’s digital wallets and vaults. Additionally, Anchorage Digital Bank N.A. (the “Additional Custodian”) is an available alternative custodian of the Trust. Pursuant to the Anchorage Digital Custodian Agreement, Anchorage Digital will provide services related to custody and safekeeping of the Trust’s SOL holdings.

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

On April 17, 2023, the Trust received notice that its Shares were qualified for public trading on the OTCQB U.S. Market (“OTCQB”) of OTC Markets Group Inc. On March 7, 2024, the Trust qualified to trade on the OTCQX Best Market®(“OTCQX”) of OTC Markets Group Inc. Until October 28, 2025, the Trust’s trading symbol on OTCQX was “GSOL.” On October 29, 2025, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-286374). The Trust’s trading symbol on NYSE Arca is “GSOL” and the CUSIP number for its Shares is 38965D104.

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

The Sponsor has committed to cause the Trust to abandon irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates or redeems Shares, all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time. In furtherance of that commitment, the Prime Broker Agreement provides that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each Creation Time and each Redemption Time, all Incidental Rights or IR Virtual Currency to which it would otherwise be entitled as of such time. The Sponsor has committed to cause the Trust not to take any Affirmative Action to acquire any Incidental Rights or IR Virtual Currency, thereby irrevocably abandoning any Incidental Rights and IR Virtual Currency to which the Trust may become entitled in the future. Because the Sponsor has now committed to causing the Trust to irrevocably abandon all Incidental Rights and IR Virtual Currency to which the Trust otherwise would become entitled in the future, and causing the Trust not to take any Affirmative Actions, the Trust will not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. In addition, in the event the Sponsor seeks to change the Trust’s policy with respect to Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by NYSE Arca seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency in-kind to an agent of the shareholders for resale by such agent.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. As such, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented. The Trust uses fair value as its method of accounting for SOL in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of SOL for Share creations and the delivery of SOL for Share redemptions, or for payment of expenses in SOL. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor’s Fee in SOL.

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

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in their custodial account. The contract term is the length of each staking epoch. Staking rewards are recognized as revenue when the Trust satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). Staking rewards are received in SOL, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch), in accordance with ASC 606.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in SOL	$105,086	$105,086	$-	$-
December 31, 2025
Assets
Investment in SOL	$160,385	$160,385	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expenses, the Sponsor’s Fee, related party, and Sponsor’s Staking Fee, related party, are included in the accompanying Statements of Operations.

3. Fair Value of SOL

SOL is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and December 31, 2025, the Trust held 1,272,221.25983000 and 1,293,746.87210555 SOL, respectively.

The Trust determined the fair value per SOL to be $82.60 and $123.97 on March 31, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of SOL and the respective fair value:

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
Balance at December 31, 2024	529,873.89849530	$102,631
SOL contributed	4,546.00885890	1,121
SOL distributed for Sponsor’s Fee, related party	(3,279.31015984)	(589)
Net change in unrealized depreciation on investment in SOL	-	(36,815)
Net realized gain on investment in SOL	-	167
Balance at March 31, 2025	531,140.59719436	$66,515

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
Balance at December 31, 2025	1,293,746.87210555	$160,385
SOL contributed	137,592.22365181	17,378
SOL redeemed	(176,488.05517917)	(17,933)
SOL Staking Reward income	21,297.52051927	2,202
SOL distributed for Sponsor’s Fee, related party	(666.68624953)	(58)
SOL distributed for Sponsor's Staking Fee, related party	(3,260.61501793)	(311)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(50,510)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL	-	(25)
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	-	1
Net realized loss on investment in SOL sold to pay Sponsor's Staking Fee	-	(102)
Net realized loss on investment in SOL sold for redemption of Shares	-	(5,909)
Net realized loss on investment in SOL sold to pay expenses	-	(32)
Balance at March 31, 2026	1,272,221.25983000	$105,086

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of SOL to the Trust or the distribution of SOL by the Trust. The amount of SOL required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of SOL owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of SOL representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0743 and 0.0734 of one SOL at March 31, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may only submit orders to create or redeem Shares through transactions that are referred to as “cash orders”, as the agreements with Authorized Participants do not currently provide for in-kind creations and redemptions.

	Three Months Ended March 31,
	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	1,870,000	61,500
Shares redeemed	(2,390,000)	-
Net Change in Number of Shares Issued and Redeemed	(520,000)	61,500

	Three Months Ended March 31,
(Amounts in thousands)	2026		2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$17,378	-	$1,121
Shares redeemed	(17,933)	-	-
Net Change in Value of Shares Issued and Redeemed	$(555)		$1,121

SOL receivable represents the value of SOL covered by contractually binding orders for the creation of Shares where the SOL has not yet been transferred to the Trust’s account. Generally, ownership of the SOL is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
SOL receivable	$-	$-

SOL payable represents the value of SOL covered by contractually binding orders for the redemption of Shares where the SOL has not yet been transferred out of the Trust’s account. Generally, ownership of the SOL is transferred within no more than two business days of the trade date.

	As of March 31,
(Amounts in thousands)	2026	2025
SOL payable	$-	$-

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of March 31, 2026 and December 31, 2025, 33,297 and 164,214 Shares of the Trust were held by related parties of the Trust, respectively.

On October 27, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement in order to reduce the Sponsor’s Fee to 0.35%, effective as of the Uplisting Date. As a result, effective October 29, 2025, the Sponsor’s Fee was lowered from 2.5% to 0.35%. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.35% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in SOL daily in arrears. The amount of SOL payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of SOL used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of SOL is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended March 31, 2026 and 2025.

Pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. In addition, the Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in SOL, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. From November 5, 2025 until February 5, 2026 (the “Fee Waiver Period”), the Sponsor waived a portion of the fees associated with Staking, such that the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of the gross staking rewards comprised an aggregate of 5% of the gross staking rewards generated under the Staking Arrangements, with the Trust receiving and retaining the remainder of such gross Staking Consideration. Following the expiration of the Fee Waiver Period on February 5, 2026, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of the gross staking rewards comprise an aggregate of 23% of the gross staking rewards generated under the Staking Arrangements. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 5, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 5, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

For the period from the Sponsor’s Fee Waiver Expiration Date through March 31, 2026 and the three months ended March 31, 2025, the Trust incurred Sponsor’s Fees of $57,206 and $589,024, respectively. As of March 31, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended March 31, 2026, the Trust incurred Sponsor’s Staking Fees of $247,082.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in SOL, and its net asset value and results of operations are directly affected by the price of SOL, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to SOL and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of SOL.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$9.09	$14.33
Net decrease in net assets from investment operations:
Net investment income (loss)	0.11	(0.08)
Net realized and unrealized loss	(3.06)	(5.04)
Net decrease in net assets resulting from operations	(2.95)	(5.12)
Principal Market NAV, end of period	$6.14	$9.21
Total return	-32.45%	-35.73%
Ratios to average net assets:
Net investment income (loss)	5.68%	-2.50%
Sponsor's Fee	-0.35%	-2.50%
Sponsor's Staking Fee	-0.74%	0.00%
Gross Expenses	-1.09%	-2.50%
Sponsor's Fee Waiver	0.18%	0.00%
Net expenses	-0.91%	-2.50%

Ratios of net investment income (loss) and expenses to average net assets have been annualized.

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

9. Indemnifications

In the normal course of business, the Trust enters into certain contracts that provide a variety of indemnities, including contracts with the Sponsor and affiliates of the Sponsor, DCG and its officers, directors, employees, subsidiaries and affiliates, and the Custodian and Additional Custodian, as well as others relating to services provided to the Trust. The Trust’s maximum exposure under these and its other indemnities is unknown. However, no liabilities have arisen under these indemnities in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Sponsor does not consider it necessary to record a liability in this regard.

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds SOL and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of SOL. On October 28, 2025, in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on October 29, 2025, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for SOL. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on SOL per Share) to reflect the value of the SOL held by the Trust, including SOL earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in SOL, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to SOL. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Staking

On October 6, 2025, the Trust began staking its SOL pursuant to staking arrangements with the Custodian and certain third-party staking providers and earns staking rewards in the form of additional SOL (“Staking Consideration”). The amount of Staking Consideration received by the Trust is influenced by factors including Solana Network conditions, protocol-level reward rates, the amount of SOL held by the Trust and the portion of the Trust’s SOL that is staked, and the Trust does not expect Staking Consideration to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked SOL may be inaccessible for a period of time required to un-stake and withdraw SOL under Solana Network protocols and the Trust’s dependence on third-party staking providers for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Consideration is allocated among the Custodian, the applicable staking providers and the Sponsor (the “Sponsor’s Staking Fee”), with the remainder retained by the Trust. Staking Consideration retained by the Trust increases the Trust’s SOL holdings, while distributions or sales of SOL reduce the Trust’s SOL holdings. The Trust may distribute Staking Consideration (in SOL or cash from the sale of SOL) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, SOL and price of SOL amounts, are in thousands)

	Three Months Ended March 31,
	2026	2025
Net realized and unrealized loss on investment in SOL	$(56,577)	$(36,648)
Net decrease in net assets resulting from operations	$(54,684)	$(37,237)
Net assets(1)	$105,118	$66,515
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of SOL on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in SOL for the three months ended March 31, 2026 was ($56,577), which includes a realized loss of ($32) on the transfer of SOL to pay the Sponsor’s Fee, a realized loss of ($5,909) on the sale of SOL to meet redemptions, a realized loss of ($102) on the sale of SOL to pay the Sponsor’s Staking Fee, net change in unrealized appreciation/depreciation on investment the Sponsor’s Staking Fee payable in SOL of ($25), net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL of ($1) and net change in unrealized appreciation/depreciation on investment in SOL of ($50,510). Net realized and unrealized gain on investment in SOL for the period was driven by SOL price depreciation from $123.97 per SOL as of December 31, 2025, to $82.60 per SOL as of March 31, 2026. Net decrease in net assets resulting from operations was ($54,684) for the three months ended March 31, 2026, which consisted of the net realized and unrealized gain on investment in SOL, less the net investment income of $1,893. Net assets decreased to $105,118 at March 31, 2026, a 34% decrease for the three-month period. The decrease in net assets resulted from the aforementioned SOL price depreciation, the withdrawal of approximately 667 SOL to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 3,261 SOL to pay the foregoing Sponsor’s Staking Fee, the payable of approximately 89 SOL to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 176,488 SOL with a value of $17,933 from the Trust, partially offset by the contribution of approximately 137,592 SOL with a value of $17,378 to the Trust in connection with Share creations during the period and the contribution of approximately 21,437 SOL with a value of $2,198 in connection with Staking Rewards.

Net realized and unrealized loss on investment in SOL for the three months ended March 31, 2025 was ($36,648), which includes a realized gain of $167 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SOL of ($36,815). Net realized and unrealized loss on investment in SOL for the period was driven by SOL price depreciation from $193.69 per SOL as of December 31, 2024, to $125.23 per SOL as of March 31, 2025. Net decrease in net assets resulting from operations was ($37,237) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in SOL, plus the Sponsor’s Fee of $589. Net assets decreased to $66,515 at March 31, 2025, a 35% decrease for the three-month period. The decrease in net assets resulted from the aforementioned SOL price depreciation and the withdrawal of approximately 3,279 SOL to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 4,546 SOL with a value of $1,121 to the Trust in connection with Share creations during the period.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and the Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 5, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 5, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee is 0.35%.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of March 31,
	2026	2025
Price of SOL on principal market	$82.60	$125.23
Principal Market NAV per Share(1)	$6.14	$9.21
Principal Market NAV(1)	$105,117,970	$66,514,737
Index Price	$82.63	$125.22
NAV per Share(2)	$6.14	$9.21
NAV(2)	$105,156,148	$66,509,426

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of SOL based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, HashKey, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, LMAX Digital, Kraken, Crypto.com and Bitstamp by Robinhood. See “Item 1. Business—Overview of the Solana Industry and Market—SOL Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

The Trust reflects creations and redemptions and the SOL for proceeds receivable or payable with respect to such creations and redemptions, respectively, on the trade date, which is the business day an accepted creation or redemption order is placed by an Authorized Participant. Creation and redemption orders are settled on T+1 or T+2, as established at the time of order placement, and therefore the SOL for proceeds receivable or payable with respect to such creations and redemptions, respectively, are recorded as a receivable or payable until the SOL are delivered or removed from the Trust for settlement.

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

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Splits and Share Split for periods prior to June 23, 2022, March 20, 2023, and December 9, 2024, respectively) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Splits and Share Split for periods prior to June 23, 2022, March 20, 2023, and December 9, 2024, respectively) from November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Solana Industry and Market—SOL Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of September 30, 2025, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2022	$138.72	$228.15	12/2/2021	$79.97	3/14/2022	$123.03	$123.03
Twelve months ended March 31, 2023	$41.81	$274.60	4/2/2022	$8.29	12/29/2022	$20.97	$20.97
Twelve months ended March 31, 2024	$54.61	$200.17	3/31/2024	$14.75	6/15/2023	$200.17	$187.67
Twelve months ended March 31, 2025	$169.19	$277.39	1/19/2025	$119.55	3/10/2025	$125.22	$125.22
Twelve months ended March 31, 2026	$150.85	$248.46	9/18/2025	$76.85	2/12/2026	$82.63	$82.63
November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2026	$106.99	$277.39	1/19/2025	$8.29	12/29/2022	$82.63	$82.63

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Trust’s principal market, from November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2022	$136.07	$239.94	12/2/2021	$79.97	3/14/2022	$122.97	$122.97
Twelve months ended March 31, 2023	$36.62	$137.51	4/1/2022	$8.29	12/29/2022	$20.98	$20.98
Twelve months ended March 31, 2024	$54.61	$200.17	3/31/2024	$14.76	6/15/2023	$200.17	$187.76
Twelve months ended March 31, 2025	$169.20	$280.00	1/19/2025	$119.58	3/10/2025	$125.23	$125.23
Twelve months ended March 31, 2026	$150.84	$248.45	9/18/2025	$76.85	2/12/2026	$82.60	$82.60
November 18, 2021 (the commencement of the Trust’s operations) to March 31, 2026	$105.58	$280.00	1/19/2025	$8.29	12/29/2022	$82.60	$82.60

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from April 19, 2023 to October 28, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from October 29, 2025 to March 31, 2026.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from April 19, 2023 to October 28, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from October 29, 2025 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended March 31, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GSOL Redeemed	Average Price Paid per Share of GSOL(1)
January 1, 2026 - January 31, 2026	550,000	$9.56
February 1, 2026 - February 28, 2026	1,210,000	7.16
March 1, 2026 - March 31, 2026	630,000	6.36
Total	2,390,000	$23.08
(1)
The Price Paid per Share is based on the NAV per Share, which is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Liquidity Provider Agreement.

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“Additional Custodian” or “Anchorage Digital”—Anchorage Digital Bank N.A.

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

“Anchorage Digital Custodian Agreement”—The Master Custody Service Agreement, dated as of August 8, 2025, between the Trust and Anchorage Digital regarding the custody and safekeeping of the Trust’s SOL holdings.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders (to the extent the Trust is permitted to create and redeem Shares via in-kind transactions with Authorized Participants).

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

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Custodian Fee”—Fee payable to the Custodian and the Prime Broker for services they provide to the Trust, which the Sponsor shall pay to the Custodian as a Sponsor-paid Expense.

“DCG”—Digital Currency Group, Inc.

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

“Index”—Prior to October 1, 2025, the CoinDesk Solana Price Index (SLX). As of October 1, 2025, the Index is the CoinDesk Solana Benchmark Rate.

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended from time to time.

“Index Price”—The U.S. dollar value of a SOL token derived from the Digital Asset Trading Platforms that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the Solana Industry and Market—SOL Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated.

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

“Liquidity Engager”— Grayscale Investments Sponsors, LLC, acting other than in its capacity as Sponsor, and in its capacity to engage one or more Liquidity Providers.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of SOL and Determination of NAV” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s Principal Market NAV, as calculated in accordance with U.S. GAAP.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of SOL and Determination of NAV” in our Annual Report.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and the OTCQX Best Market® of OTC Markets Group Inc.

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

“SOL”—SOL tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Solana Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Solana Network”—The online, end-user-to-end-user network hosting a public transaction ledger, known as the Solana blockchain, and the source code comprising the basis for the cryptographic and algorithmic protocols governing the Solana network. See “Item 1. Business—Overview of the Solana Industry and Market” in our Annual Report.

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

“Sponsor’s Fee”—A fee, payable in SOL, which accrues daily in U.S. dollars at an annual rate of 0.35% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on February 5, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of SOL” of our Annual Report on Form 10-K.

“Sponsor’s Fee Waiver Expiration Date”—The expiration date of the three-month Sponsor’s Fee waiver, effective February 5, 2026.

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

“Staking Condition”—With respect to a particular form of Staking, the condition that (i) (x) engaging in such form of Staking should not cause the Trust to be treated as other than a grantor trust for U.S. federal income tax purposes and (y) the Trust shall have received (1) a written opinion from a Tax Advisor or (2) a Tax Ruling, in each case, to that effect or (ii) such form of Staking is confirmed in Tax Guidance to be a permissible undertaking by a grantor trust. As of the date of this filing, the Staking Condition has been satisfied as to the particular form of Staking described in the Trust’s Quarterly Report, as amended from time to time, and the Sponsor intends to cause the Trust to engage in Staking as described therein. The Sponsor may in the future modify the form of Staking in which the Trust engages, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect to any such modified form of Staking, and subject to compliance with any additional requirements that may arise in connection with satisfaction of the Staking Condition with respect thereto.

“Staking Consideration”—Any consideration of any kind whatsoever, including, but not limited to, any staking reward paid in fiat currency or paid in kind, in exchange for using, or permitting to be used, any portion of the Trust Estate as described in clause (i) of the definition of “Staking.”

“Tax Advisor”—An independent law firm that is recognized as being expert in tax matters.

“Tax Guidance”—Any tax guidance that is issued by the U.S. Internal Revenue Service or the U.S. Department of the Treasury and on which taxpayers may rely.

“Tax Ruling”—A binding ruling issued by the U.S. Internal Revenue Service...

“Transfer Agent”—The Bank of New York Mellon, a New York corporation authorized to conduct banking business.

“Transfer Agent Fee”—Fee payable to the Transfer Agent for services it provides to the Trust, which the Sponsor will pay to the Transfer Agent as a Sponsor-paid Expense.

“Trust”—Grayscale Solana Staking ETF, a Delaware statutory trust, formed on November 9, 2021 under the DSTA and pursuant to the Trust Agreement.

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

Date: May 8, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.