Form 10-Q
period 2026-06-30
Grayscale Solana Staking ETF
filed 2026-08-07
CIK 1896677

r

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of August 3, 2026: 17,314,135

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in SOL, at fair value (cost $174,732 and $174,992 as of June 30, 2026 and December 31, 2025, respectively)	$101,137	$160,385
Staking Reward receivable, at fair value	25	43
Total assets	$101,162	$160,428
Liabilities:
Sponsor’s Staking Fee payable, related party	$1	$71
Sponsor’s Fee payable, related party	-	-
Total liabilities	1	71
Net assets	$101,161	$160,357
Shares issued and outstanding, no par value (unlimited Shares authorized)	18,274,135	17,634,135
Principal Market NAV per Share	$5.54	$9.09

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of SOL and percentages)

June 30, 2026
	Quantity of SOL	Cost	Fair Value(1)	% of Net Assets
Investment in SOL	1,373,774.16219922	$174,732	$101,137	100%
Total Investment		$174,732	$101,137	100%
Receivables in Excess of Other Liabilities			$24	0%
Net assets			$101,161	100%

December 31, 2025
	Quantity of SOL	Cost	Fair Value	% of Net Assets
Investment in SOL	1,293,746.87210555	$174,992	$160,385	100%
Total Investment		$174,992	$160,385	100%
Liabilities in Excess of Other Assets			$(28)	0%
Net assets			$160,357	100%
(1)
Investment in SOL includes $101,050 of staked SOL at June 30, 2026.

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Staking Reward Income	$1,563	$-	$3,761	$-
Investment income	-	-	-	-
Total Investment income	$1,563	$-	$3,761	$-
Expenses:
Sponsor's Staking Fee, related party	$306	$-	$553	$-
Sponsor’s Fee, related party	88	492	205	1,081
Gross expenses	394	492	758	1,081
Sponsor’s Fee Waiver, related party	-	-	(59)	-
Net expenses	394	492	699	1,081
Net investment income (loss)	1,169	(492)	3,062	(1,081)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in SOL sold to pay Sponsor's Fee	(55)	66	(87)	233
Net realized gain (loss) on investment in SOL sold to pay Sponsor's Staking Fee	(191)	-	(293)	-
Net realized loss on investment in SOL sold for redemption of Shares	(4,034)	-	(9,943)	-
Net change in unrealized appreciation/depreciation on investment in SOL	(8,480)	17,213	(58,990)	(19,602)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL	-	-	(25)	-
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	4	-	5	-
Net realized and unrealized (loss) gain	(12,756)	17,279	(69,333)	(19,369)
Net (decrease) increase in net assets resulting from operations	$(11,587)	$16,787	$(66,271)	$(20,450)

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment income (loss)	$1,169	$(492)	$3,062	$(1,081)
Net realized (loss) gain on investment in SOL sold to pay Sponsor's Fee	(55)	66	(87)	233
Net realized gain (loss) on investment in SOL sold to pay Sponsor's Staking Fee	(191)	-	(293)	-
Net realized loss on investment in SOL sold for redemption of Shares	(4,034)	-	(9,943)	-
Net change in unrealized appreciation/depreciation on investment in SOL	(8,480)	17,213	(58,990)	(19,602)
Net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL	-	-	(25)	-
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	4	-	5	-
Net (decrease) increase in net assets resulting from operations	(11,587)	16,787	(66,271)	(20,450)
Increase in net assets from capital share transactions:
Shares issued	13,497	97	30,875	1,218
Shares redeemed	(5,867)	-	(23,800)	-
Net increase in net assets resulting from capital share transactions	7,630	97	7,075	1,218
Total (decrease) increase in net assets from operations and capital share transactions	(3,957)	16,884	(59,196)	(19,232)
Net assets:
Beginning of period	105,118	66,515	160,357	102,631
End of period	$101,161	$83,399	$101,161	$83,399
Change in Shares outstanding:
Shares outstanding at beginning of period	17,114,135	7,221,835	17,634,135	7,160,335
Shares issued	2,170,000	9,200	4,040,000	70,700
Shares redeemed	(1,010,000)	-	(3,400,000)	-
Net increase in Shares	1,160,000	9,200	640,000	70,700
Shares outstanding at end of period	18,274,135	7,231,035	18,274,135	7,231,035

See accompanying notes to the unaudited financial statements.

GRAYSCALE SOLANA STAKING ETF

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Solana Staking ETF (the “Trust”) is a Delaware Statutory Trust that was formed on November 9, 2021 and commenced operations on November 18, 2021. The Trust’s investment objective is for the value of the Shares (based on SOL per Share) to reflect the value of the Solana tokens (“SOL”) held by the Trust and to reflect rewards from Staking a portion of the Trust’s SOL, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) only to certain authorized participants (“Authorized Participants”) in exchange for SOL.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on October 28, 2025 and the Shares were listed and began trading on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSOL” on October 29, 2025 (the “Uplisting Date”).

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

Prior to October 29, 2025, the Trust’s Shares had traded on OTC Markets since April 27, 2023. Until October 28, 2025, the Trust’s trading symbol on OTCQX was “GSOL.” On October 29, 2025, Shares of the Trust began trading on NYSE Arca following the effectiveness of the Trust’s registration statement on Form S-1, as amended (File No. 333-286374). The Trust’s trading symbol on NYSE Arca is “GSOL” and the CUSIP number for its Shares is 38965D104.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in SOL	$101,137	$101,137	$-	$-
December 31, 2025
Assets
Investment in SOL	$160,385	$160,385	$-	$-

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

3. Fair Value of SOL

SOL is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 1,373,774.16219922 and 1,293,746.87210555 SOL, respectively.

The Trust determined the fair value per SOL to be $73.62 and $123.97 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of SOL and the respective fair value:

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
Balance at December 31, 2024	529,873.89849530	$102,631
SOL contributed	5,219.03119914	1,218
SOL distributed for Sponsor’s Fee, related party	(6,580.26004144)	(1,081)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(19,602)
Net realized gain on investment in SOL to pay Sponsor's Fee	-	233
Balance at June 30, 2025	528,512.66965300	$83,399

(Amounts in thousands, except SOL amounts)	Quantity	Fair Value
Balance at December 31, 2025	1,293,746.87210555	$160,385
SOL contributed	299,960.53052250	30,875
SOL redeemed	(251,897.96491120)	(23,800)
SOL Staking Reward income	40,849.93047599	3,779
SOL distributed for Sponsor’s Fee, related party	(1,766.23450023)	(146)
SOL distributed for Sponsor's Staking Fee, related party	(7,118.97149338)	(623)
Net change in unrealized appreciation/depreciation on investment in SOL	-	(58,990)
Net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL	-	5
Net change in unrealized appreciation/depreciation on Sponsor Staking Fee Payable in SOL	-	(25)
Net realized loss on investment in SOL sold to pay Sponsor's Staking Fee	-	(293)
Net realized loss on investment in SOL sold for redemption of Shares	-	(9,943)
Net realized gain on investment in SOL sold to pay Sponsor's Fee	-	(87)
Balance at June 30, 2026	1,373,774.16219922	$101,137

4. Creations and Redemptions of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of SOL to the Trust or the distribution of SOL by the Trust. The amount of SOL required for each Creation Basket or Redemption Basket is determined by dividing (x) the amount of SOL owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of SOL representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 10,000. Each Share represented approximately 0.0752 and 0.0734 of one SOL at June 30, 2026 and December 31, 2025, respectively.

As of the date of this Quarterly Report, Authorized Participants may submit orders to create or redeem Shares through transactions that are referred to as “cash orders” or “in-kind orders”, in accordance with the agreements with Authorized Participants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Activity in Number of Shares Issued and Redeemed:
Shares issued	2,170,000	9,200	4,040,000	70,700
Shares redeemed	(1,010,000)	-	(3,400,000)	-
Net Change in Number of Shares Issued and Redeemed	1,160,000	9,200	640,000	70,700

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Activity in Value of Shares Issued and Redeemed:
Shares issued	$13,497	$97	$30,875	$1,218
Shares redeemed	(5,867)	-	(23,800)	-
Net Change in Value of Shares Issued and Redeemed	$7,630	$97	$7,075	$1,218

SOL receivable represents the value of SOL covered by contractually binding orders for the creation of Shares where the SOL has not yet been transferred to the Trust’s account. Generally, ownership of the SOL is transferred within no more than two business days of the trade date.

	As of June 30,
(Amounts in thousands)	2026	2025
SOL receivable	$-	$-

SOL payable represents the value of SOL covered by contractually binding orders for the redemption of Shares where the SOL has not yet been transferred out of the Trust’s account. Generally, ownership of the SOL is transferred within no more than two business days of the trade date.

	As of June 30,
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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of June 30, 2026 and December 31, 2025, 21,059 and 164,214 Shares of the Trust were held by related parties of the Trust, respectively.

On June 25, 2026, the Sponsor and the Trustee entered into Amendment No. 3 to the Second Amended and Restated Trust Agreement (“Amendment No. 3) to reduce the Sponsor’s Fee from 0.35% to 0.19%, effective as of June 25, 2026. Previously, on October 27, 2025, the Sponsor and the Trustee entered into Amendment No. 1 to the Second Amended and Restated Trust Agreement to reduce the Sponsor’s Fee from 2.5% to 0.35%, effective as of the Uplisting Date. In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 0.19% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in SOL daily in arrears. The amount of SOL payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of SOL used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of SOL is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

Pursuant to the Staking Arrangements, the Custodian and the applicable Staking Provider are entitled to receive a portion of the gross staking rewards generated thereunder, representing the Custodian’s fee and the Staking Provider’s share of such staking rewards (collectively, the “Validator Fees”), with the remaining staking rewards received by the Trust. In addition, the Sponsor is entitled to receive a fee equal to a portion of the staking rewards, payable in SOL, which accrues daily in U.S. dollars and is calculated as a per annum percentage of the staking rewards received by the Trust, as directed by the Sponsor in its sole discretion (the “Sponsor’s Staking Fee”). The Sponsor’s Staking Fee is payable daily in arrears. From November 5, 2025 until February 5, 2026 (the “Fee Waiver Period”), the Sponsor waived a portion of the fees associated with Staking, such that the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of the gross staking rewards comprised an aggregate of 5% of the gross staking rewards generated under the Staking Arrangements, with the Trust receiving and retaining the remainder of such gross Staking Consideration. Following the expiration of the Fee Waiver Period on February 5, 2026 to June 25, 2026, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of the gross staking rewards comprised an aggregate of 23% of the gross staking rewards generated under the Staking Arrangements. Amendment No. 3 also reduced the Sponsor’s Staking Fee from 23% to 7% of gross Staking Consideration generated under the staking arrangements, effective as of June 25, 2026. A portion of the gross staking rewards is paid to non-related parties and the Trust receives and retains the remainder of such gross staking rewards.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 5, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 5, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee was 0.35% until June 24, 2026, at which time Amendment No. 3 lowered the fee to 0.19%, effective as of June 25, 2026.

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $88,440 and $491,960, respectively. For the period from the Sponsor’s Fee Waiver Expiration Date through June 30, 2026 and the six months ended June 30, 2025, the Trust incurred Sponsor’s Fees of $145,646 and $1,080,984, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

For the three months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $306,301. For the six months ended June 30, 2026, the Trust incurred Sponsor’s Staking Fees of $553,383.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$6.14	$9.21	$9.09	$14.33
Net decrease in net assets from investment operations:
Net investment income (loss)	0.07	(0.07)	0.17	(0.15)
Net realized and unrealized (loss) gain	(0.67)	2.39	(3.72)	(2.65)
Net decrease in net assets resulting from operations	(0.60)	2.32	(3.55)	(2.80)
Principal Market NAV, end of period	$5.54	$11.53	$5.54	$11.53
Total return	-9.77%	25.19%	-39.05%	-19.54%
Ratios to average net assets:
Net investment income (loss)	4.49%	-2.50%	5.14%	-2.50%
Sponsor's Fee	-0.34%	-2.50%	-0.34%	-2.50%
Sponsor's Staking Fee	-1.18%	0.00%	-0.93%	0.00%
Gross expenses	-1.52%	-2.50%	-1.27%	-2.50%
Sponsor's Fee Waiver	0.00%	0.00%	0.10%	0.00%
Net expenses	-1.52%	-2.50%	-1.17%	-2.50%

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

10. Subsequent Events

On August 6, 2026, the Sponsor and the Trustee entered into the Third Amended and Restated Declaration of Trust and Trust Agreement (the “Third A&R Trust Agreement”), which amends and restates the Trust’s Second Amended and Restated Declaration of Trust and Trust Agreement in its entirety. The Third A&R Trust Agreement provides, among other things, for the Trust to make mandatory cash distributions to shareholders of the net proceeds from staking rewards, by requiring the Trust to convert staking rewards held by the Trust to cash no less often than quarterly and promptly distribute the net proceeds to shareholders, after deducting applicable fees and Trust expenses, and includes related conforming amendments to facilitate the Trust’s staking program and distribution framework.

The Trust currently intends to make such distributions on a monthly, but no less than quarterly, basis. The amount of future distributions will depend on the staking rewards earned by the Trust and applicable deductions and therefore cannot be predicted with certainty. Shareholders are advised to discuss any tax consequences relating to their investment in the Trust as a result of the Third A&R Trust Agreement with their tax advisors.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds SOL and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of SOL. On October 28, 2025, in connection with the approval of application under the Generic Listing Standards and the effectiveness of the registration statement on Form S-1, the Sponsor authorized the commencement of a redemption program. Shares of the Trust began trading on NYSE Arca on October 29, 2025, following the effectiveness of the Trust’s registration statement on Form S-1. The Trust issues Shares only in one or more blocks of 10,000 Shares (a block of 10,000 Shares is called a “Basket”) to certain Authorized Participants from time to time. Baskets are offered in exchange for SOL. Through its redemption program, the Trust redeems Shares from Authorized Participants on an ongoing basis. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on the SOL per Share) to reflect the value of the SOL held by the Trust, including SOL earned as Staking Consideration, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in SOL, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to SOL. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, SOL and price of SOL amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in SOL	$(12,756)	$17,279	$(69,333)	$(19,369)
Net (decrease) increase in net assets resulting from operations	$(11,587)	$16,787	$(66,271)	$(20,450)
Net assets(1)	$101,161	$83,399	$101,161	$83,399
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of SOL on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in SOL for the three months ended June 30, 2026 was ($12,756), which includes a realized loss of ($55) on the transfer of SOL to pay the Sponsor’s Fee, a realized loss of ($4,034) on the sale of SOL to meet redemptions, a realized loss of ($191) on the sale of SOL to pay the Sponsor’s Staking Fee, net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL of $4 and net change in unrealized appreciation/depreciation on investment in SOL of ($8,480). Net realized and unrealized loss on investment in SOL for the period was driven by SOL price depreciation from $82.60 per SOL as of March 31, 2026, to $73.62 per SOL as of June 30, 2026. Net decrease in net assets resulting from operations was ($11,587) for the three months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in SOL, and the net investment income of $1,169. Net assets decreased to $101,161 at June 30, 2026, a 4% decrease for the three-month period. The decrease in net assets resulted from the aforementioned SOL price depreciation, the withdrawal of approximately 1,100 SOL to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 3,858 SOL to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 75,410 SOL with a value of $5,867 from the Trust, partially offset by the contribution of approximately 162,368 SOL with a value of $13,497 to the Trust in connection with Share creations during the period and the contribution of approximately 19,953 SOL with a value of $1,563 in connection with Staking Rewards.

Net realized and unrealized gain on investment in SOL for the three months ended June 30, 2025 was $17,279, which includes a realized gain of $66 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SOL of $17,213. Net realized and unrealized gain on investment in SOL for the period was driven by SOL price appreciation from $125.23 per SOL as of March 31, 2025, to $157.80 per SOL as of June 30, 2025. Net increase in net assets resulting from operations was $16,787 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in SOL, less the Sponsor’s Fee of $492. Net assets increased to $83,399 at June 30, 2025, a 25% increase for the three-month period. The increase in net assets resulted from the aforementioned SOL price appreciation and the contribution of approximately 673 SOL with a value of $97 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,301 SOL to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in SOL for the six months ended June 30, 2026 was ($69,333), which includes a realized loss of ($87) on the transfer of SOL to pay the Sponsor’s Fee, a realized loss of ($9,943) on the sale of SOL to meet redemptions, a realized loss of ($293) on the sale of SOL to pay the Sponsor’s Staking Fee, net change in unrealized appreciation/depreciation on Staking Reward Receivable in SOL of $5, net change in unrealized appreciation/depreciation on Sponsor's Staking Fee payable in SOL of ($25), and net change in unrealized appreciation/depreciation on investment in SOL of ($58,990). Net realized and unrealized loss on investment in SOL for the period was driven by SOL price depreciation from $123.97 per SOL as of December 31, 2025, to $73.62 per SOL as of June 30, 2026. Net decrease in net assets resulting from operations was ($66,271) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in SOL, and the net investment income of $3,062. Net assets decreased to $101,161 at June 30, 2026, a 37% decrease for the six-month period. The decrease in net assets resulted from the aforementioned SOL price depreciation, the withdrawal of approximately 1,766 SOL to pay the foregoing Sponsor’s Fee, the withdrawal of approximately 7,119 SOL to pay the foregoing Sponsor’s Staking Fee, and the redemption of approximately 251,898 SOL with a value of $23,800 from the Trust, partially offset by the contribution of approximately 299,961 SOL with a value of $30,875 to the Trust in connection with Share creations during the period and the contribution of approximately 40,850 SOL with a value of $3,761 in connection with Staking Rewards.

Net realized and unrealized loss on investment in SOL for the six months ended June 30, 2025 was ($19,369), which includes a realized gain of $233 on the transfer of SOL to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in SOL of ($19,602). Net realized and unrealized loss on investment in SOL for the period was driven by SOL price depreciation from $193.69 per SOL as of December 31, 2024, to $157.80 per SOL as of June 30, 2025. Net decrease in net assets resulting from operations was ($20,450) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in SOL, plus the Sponsor’s Fee of $1,081. Net assets decreased to $83,399 at June 30, 2025, a 19% decrease for the six-month period. The decrease in net assets resulted from the aforementioned SOL price depreciation and the withdrawal of approximately 6,580 SOL to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 5,219 SOL with a value of $1,218 to the Trust in connection with Share creations during the period.

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

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expenses of the Trust during the periods covered by this Quarterly Report were the Sponsor’s Fee and Sponsor’s Staking Fee.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Effective November 5, 2025, the Sponsor determined to waive a portion of the Sponsor’s Fee until the earlier of (x) February 5, 2026 and (y) the first date on which the NAV of the Trust exceeds $1.0 billion (such period, the “Fee Waiver Period”). Following the expiration date of the three-month waiver period on February 5, 2026 (the “Sponsor’s Fee Waiver Expiration Date”), the Sponsor’s Fee was 0.35% until June 24, 2026, at which time Amendment No. 3 lowered the fee to 0.19%, effective as of June 25, 2026.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of June 30,
	2026	2025
Price of SOL on principal market	$73.62	$157.80
Principal Market NAV per Share(1)	$5.54	$11.53
Principal Market NAV(1)	$101,160,992	$83,399,299
Index Price	$73.62	$157.89
NAV per Share(2)	$5.53	$11.54
NAV(2)	$101,160,992	$83,446,865

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of SOL based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Kraken, Crypto.com and Bitstamp by Robinhood. See “Item 1. Business—Overview of the Solana Industry and Market—SOL Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The Trust’s performance prior to October 29, 2025 is based on market-determined prices on OTC Markets and on the Trust’s performance without an ongoing share creation and redemption program. Prior to October 29, 2025, the Trust’s Shares traded at both premiums and discounts to the value of the Trust’s assets, less its expenses and other liabilities, which at times were substantial, in part due to the lack of an ongoing redemption program. Effective as of October 29, 2025, the Trust established an ongoing share creation and redemption program and the Shares of the Trust were listed to NYSE Arca. Hence, the Trust’s performance for periods prior to October 29, 2025 is not directly comparable to, and should not be used to make conclusions in conjunction with, the Trust’s performance for periods subsequent to October 29, 2025.

The following chart illustrates the movement in the Trust’s NAV per Share (as adjusted for the Reverse Share Splits and Share Split for periods prior to June 23, 2022, March 20, 2023, and December 9, 2024, respectively) versus the Index Price and the Trust’s Principal Market NAV per Share (as adjusted for the Reverse Share Splits and Share Split for periods prior to June 23, 2022, March 20, 2023, and December 9, 2024, respectively) from November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the Solana Industry and Market—SOL Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms as of June 30, 2026, individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2022	$118.45	$274.60	4/2/2022	$28.27	6/13/2022	$31.97	$31.97
Twelve months ended June 30, 2023	$24.73	$46.63	8/13/2022	$8.29	12/29/2022	$19.11	$19.11
Twelve months ended June 30, 2024	$88.03	$200.17	3/31/2024	$17.50	9/11/2023	$144.58	$140.43
Twelve months ended June 30, 2025	$167.82	$277.39	1/19/2025	$103.89	4/8/2025	$157.89	$157.89
Twelve months ended June 30, 2026	$133.75	$248.46	9/18/2025	$61.62	6/6/2026	$73.62	$73.62
November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2026	$105.56	$277.39	1/19/2025	$8.29	12/29/2022	$73.62	$73.62

The following table illustrates the movements in the Digital Asset Market price of SOL, as reported on the Trust’s principal market, from November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2022	$108.46	$239.94	12/2/2021	$28.04	6/18/2022	$31.98	$31.98
Twelve months ended June 30, 2023	$24.73	$46.33	8/13/2022	$8.29	12/29/2022	$19.09	$19.09
Twelve months ended June 30, 2024	$88.04	$200.17	3/31/2024	$17.51	9/11/2023	$144.62	$140.67
Twelve months ended June 30, 2025	$167.83	$280.00	1/19/2025	$103.92	4/8/2025	$157.80	$157.80
Twelve months ended June 30, 2026	$133.74	$248.45	9/18/2025	$61.61	6/6/2026	$73.62	$73.62
November 18, 2021 (the commencement of the Trust’s operations) to June 30, 2026	$104.23	$280.00	1/19/2025	$8.29	12/29/2022	$73.62	$73.62

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from April 27, 2023 to October 28, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical closing prices for the Shares as reported by NYSE Arca and the Trust’s NAV per Share from October 29, 2025 to June 30, 2026.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from April 27, 2023 to October 28, 2025.

GSOL Premium/(Discount): GSOL Share Price vs. NAV per Share (Non-GAAP) (%)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by NYSE Arca divided by the Trust’s NAV per Share from October 29, 2025 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Although the Trust does not purchase Shares directly from its shareholders, in connection with its redemption of Baskets from Authorized Participants during the three months ended June 30, 2026, the Trust redeemed the following Shares:

Period	Total Number of Shares of GSOL Redeemed	Average Price Paid per Share of GSOL(1)
April 1, 2026 - April 30, 2026	440,000	$6.11
May 1, 2026 - May 31, 2026	200,000	6.20
June 1, 2026 - June 30, 2026	370,000	5.24
Total	1,010,000	$5.81
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
4.1#

Amendment No. 3 to the Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 25, 2026 (incorporated by reference to Exhibit 4.1 to the Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2026).

4.2#

Third Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2026).

10.1#	Form of Participant Agreement (incorporated by reference to Exhibit 10.1 to the Trust’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2026).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

#	Previously filed.

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

“Amendment No. 3”—Amendment No. 3 to the Trust Agreement.

“Anchorage Digital Custodian Agreement”—The Master Custody Service Agreement, dated as of August 8, 2025, between the Trust and Anchorage Digital regarding the custody and safekeeping of the Trust’s SOL holdings.

“AP Designee”—An Authorized Participant’s designee in connection with In-Kind Orders.

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation or redemption of Shares. Each Authorized Participant (i) is a registered broker-dealer and (ii) has entered into a Participant Agreement with the Sponsor and the Transfer Agent and (iii) in the case of creations or redemptions through In-Kind Orders must also own, or their AP Designee (as defined above) must own, a SOL wallet address that is known to the Custodian as belonging to the Authorized Participant or its AP Designee and maintain an account with the Custodian.

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

“Index”—The CoinDesk Solana Benchmark Rate (formerly known as the CoinDesk SOL CCIXber Reference Rate).

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

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

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, NYSE Arca and OTC Markets.

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

“Sponsor’s Fee”—A fee, payable in SOL, which accrues daily in U.S. dollars at an annual rate of 0.19% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. The Sponsor previously waived the Sponsor’s Fee during the Fee Waiver Period, which ended on February 5, 2026, as described in more detail under “Item 1. Business—Expenses; Sales of SOL” of our Annual Report on Form 10-K.

“Sponsor’s Staking Fee”—In addition to the Sponsor’s Fee, as partial consideration for the Sponsor’s facilitation of Staking, but only if (and, then, only to the extent that) the Staking Condition has been satisfied with respect thereto, a portion of the staking rewards payable to the Sponsor in SOL (or, if applicable, in the form of any Other Staking Consideration), which accrues daily in U.S. dollars in an amount calculated as a per annum percentage of any Staking Consideration received by the Trust, as may be directed by the Sponsor in its sole discretion. The Sponsor’s Staking Fee is payable to the Sponsor daily in arrears. As of the date hereof, the Sponsor’s Staking Fee, the Custodian’s fee and the Staking Provider’s share of such Staking Consideration comprises an aggregate of 7% of the gross Staking Consideration generated under the Staking Arrangements. The Trust will receive and retain the remainder of such gross Staking Consideration.

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

“Trust Agreement”—The Third Amended and Restated Declaration of Trust and Trust Agreement, dated as of August 6, 2026, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as may be amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Solana Staking ETF

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 7, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.